Form 10-Q
period 2014-09-30
FWC Capital Inc.
filed 2014-11-19
CIK 1586654

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2014

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

                              949/673-4510
          (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                      Outstanding at
                                              September 30, 2014

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

___________________________________________________________


                      FINANCIAL STATEMENTS


Financial Statements						1-3
Notes to condensed Financial Statements (unaudited)             4-7

______________________________________________________________________

                               FWC CAPITAL INC.
                 (formerly Rock Run Acquisition Corporation)
                          CONDENSED BALANCE SHEETS


  ASSETS
                                                September 30,       December 31,
						      2014             2013
                                                   ------------      ----------
                                                   (unaudited)      (audited)

  Current assets

    Cash                                         $     2,000        $    2,000
                                                  ------------      -----------
  Total assets                                   $     2,000        $    2,000
                                                  ============      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

     Accrued liabilities                         $     1,150        $      400
                                                  ------------      -----------

 Total liabilities                                     1,150               400
                                                  ------------      -----------
  Stockholders' equity
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding                                  -                -

  Common stock, $0.0001 par value, 100,000,000
    shares authorized; 20,000,000 shares issued
    and outstanding                                     2,000            2,000

  Additional paid-in capital                              257              257

  Accumulated Deficit                                  (1,407)            (657)
                                                  ------------      -----------
  Total stockholders' equity                              850            1,600
                                                  ------------      -----------
  Total liabilities and stockholders'
      equity                                      $     2,000       $    2,000
                                                  ============      ===========


   The accompanying notes are an integral part of these unaudited condensed financial statements

______________________________________________________________________


                               FWC CAPITAL INC.
                 (formerly Rock Run Acquisition Corporation)
                       CONDENSED STATEMENT OF OPERATIONS
                                 (unaudited)

                             For the three   For the nine   For the period
                             months ended    months ended   from July 2, 2013
                             September 30,   September 30,  (Inception) to
                             2014            2014           September 30, 2013
                             -------------   -------------  ------------------

Revenue                      $       -       $         -            -

Operating expenses                   -               750           657

Income tax                           -                 -            -
                             -------------   -------------   -----------
Net loss                             -       $      (750)         (657)
                             =============   =============   ===========
Loss per share -
   basic and diluted                 -       $        (0)          (0)
                             =============   =============   ===========

Weighted average shares-
   basic and diluted           20,000,000      20,000,000     20,000,000
                             =============    =============  ===========


The accompanying notes are an integral part of these unaudited condensed financial statements

                                           2

______________________________________________________________________

                               FWC CAPITAL INC.
                 (formerly Rock Run Acquisition Corporation)
                       CONDENSED STATEMENT OF CASH FLOWS
                                (unaudited)

                                                             For the period
                                          For the nine       from July 2, 2013
                                          months ended        (Inception) to
                                       September 30, 2014    September 30, 2013
                                          -------------      ------------------
OPERATING ACTIVITIES

 Net loss                                  $      (750)      $    (657)
 Changes in Operating Assets and
         Liabilities

   Accrued Liabilities                             750             400
                                          -------------     --------------

   Net cash (used in) operating activities           0             (257)
                                          -------------     --------------
FINANCING ACTIVITIES

 Proceeds from issuance of common stock              0             2,000

 Proceeds from stockholders' additional
       paid-in capital                               0               257
                                          -------------     --------------
   Net cash provided by financing
       activities                                    0             2,257
                                          -------------     --------------
 Net increase in cash                                0             2,000

 Cash, beginning of period                        2,000                -
                                          =============     ==============
 Cash, end of period                      $       2,000            2,000
                                          =============     ==============


The accompanying notes are an integral part of these unaudited condensed financial statements

______________________________________________________________________


                               FWC CAPITAL INC.
                 (formerly Rock Run Acquisition Corporation)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

NATURE OF OPERATIONS

Rock Run Acquisition Corporation ("Rock Run" or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Rock Run. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue
Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.
The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. The Company has selected December 31 as its fiscal year end.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying condensed financial statements. The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development Stage Entities." Among the disclosures required by ASC 915, are that the Company's condensed financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2013 and September 30, 2014.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of September 30, 2014.

______________________________________________________________________

                               FWC CAPITAL INC.
                 (formerly Rock Run Acquisition Corporation)
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2014, there are no outstanding dilutive securities.

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

______________________________________________________________________

                               FWC CAPITAL INC.
                 (formerly Rock Run Acquisition Corporation)
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended September 30, 2014. The Company had working capital of $850 and an accumulated deficit of $1,407 as of September 30, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.
ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

______________________________________________________________________

                               FWC CAPITAL INC.
                 (formerly Rock Run Acquisition Corporation)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 4   STOCKHOLDER'S EQUITY

On July 9, 2013, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2014, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5   CHANGE OF NAME

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

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Rock Run Acquisition Corporation (now FWC Capital Inc.)(the "Company") was incorporated on JulY 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

    Since inception the Company has been in the developmental stage and its operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on September 30, 2013 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

   The Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company.

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

     As of September 30, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. At
September 30, 2014, the Company had sustained net loss of $750, and had a deficit accumulated during the development stage of $1,407.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

     Management will pay all expenses incurred by the Company until a change in control is effected. There is no expectation of repayment for such expenses.

     The president of the Company is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community.

     In July, 2014, in expectation of a possible change in control, the Company changed its name. The Company has not effected any change of control and has not finalized any agreements thereto. At such time that it does effect a change in control, the Company will file a Form 8-K noticing such change.


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

	                    FWC CAPITAL INC.


                            By:   /s/ James M. Cassidy
                                  President, Chief Financial Officer

Dated:   November 18,  2014