Form 10-K
period 2014-12-31
American-Swiss Capital, Inc.
filed 2015-04-14
CIK 1586654

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2014


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                   Commission file number 000-55061

                         AMERICAN-SWISS CAPITAL, INC.
           (Former name of registrant as specified in its charter)


                               FWC CAPITAL INC.
           (Former name of registrant as specified in its charter)

            Delaware                           46-3570856
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)


                          4737 North Ocean Drive
                        Ft. Lauderdale, Florida 33308

            215 Apolena Avenue, Newport Beach, CA 92662
        (Former Address of principal executive offices)  (zip code)


Registrant's telephone number, including area code:    954-903-0685

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

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                  Outstanding at
                                               March 26, 2015

Common Stock, par value $0.0001                 20,000,000

Documents incorporated by reference:            None


                               PART I

Item 1.  Business

SUBSEQUENT EVENT

    On March 13, 2015, the Company changed its name to American-Swiss Capital, Inc. in anticipation of a possible subsequent change in control.

    Subsequent to the preparation of this Report, on March 27, 2015 the Company effected the change of control. The Company filed a Form 8-K detailing the change in control transaction.

     Pursuant to the change in control, the Company:

	James M. Cassidy resigned as the Company's president, secretary and director.

    James McKillop resigned as the Company's vice president and director.

    John Karatzaferis was named Chief Executive Officer, Secretary and Treasurer of the Company and its only director.

    The Company redeemed 19,500,000 shares of its outstanding common stock and issued 4,982,332 shares of its common stock to nine investors.

      The Company ("American-Swiss" or the "Company") was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement.

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

     The Company has no employees.

    The former president of the Company is also the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public companies and assists companies with introductions to the financial community. Such services may include, when and if appropriate, the use of an existing reporting company such as the Company.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

   Once a change of control of the Company has been effected, new management may issue shares of its stock prior to filing a registration statement for the registration of its shares pursuant to the Securities Act of 1933 and such shares will be governed by the rules and regulations of the Securities and Exchange Commission regarding the sale of unregistered securities.

     As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2014, the Company had sustained net loss of $750 and an accumulated deficit of $1,407.

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

     Management of the Company has paid all expenses incurred by the Company until the change in control of the Company at which time new management will now pay such expenses. Management does not expect any repayment for such paid expenses.

      There is no assurance that the Company will ever be profitable.


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

     Since inception, the Company has sold securities which were not registered as follows:

                                            NUMBER OF
DATE                     NAME               SHARES

July 9, 2013	    James Cassidy (1)       10,000,000
                                             9,750,000 redeemed
July 9, 2013	    James McKillop          10,000,000
                                             9,750,000 redeemed
March 27, 2015:
		    CEC Investments          4,050,000
                    ACS                        540,000
                    Leonardo Forestano         150,000
                    Manuela Magnanini          151,666
                    John Karatzaferis           50,000
                    Vanja Gruden                16,666
                    Jelena Petrovic              5,000
                    Giuseppe Vittorio            9,000
                    H. H. Sheikh Juma
                      Maktoum Juma Al Maktoum   10,000


(1) James M. Cassidy, the former president and a director of the Company, is the sole shareholder and director of Tiber Creek Corporation, a Delaware corporation, which company has agreed to assist the Company in registering its stock and introductions to the brokerage community.


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

     As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2014, the Company had sustained net loss of $750 and had a deficit accumulated during the development stage of $1,407.

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

SUBSEQUENT EVENT

    On March 13, 2015, the Company changed its name to American-Swiss Capital, Inc. in anticipation of a possible subsequent change in control.

    Subsequent to the preparation of this Report, on March 27, 2015 the Company effected the change of control. The Company filed a Form 8-K detailing the change in control transaction.

     Pursuant to the change in control, the Company:

	James M. Cassidy resigned as the Company's president, secretary and director.

    James McKillop resigned as the Company's vice president and director.

    John Karatzaferis was named Chief Executive Officer, Secretary and Treasurer of the Company and its only director.

    The Company redeemed 19,500,000 shares of its outstanding common stock and issued 4,982,332 shares of its common stock to nine investors.

      Former management paid all expenses incurred by the Company until the change in control and new management will pay such expenses thereafter. There is no expectation of repayment for such expenses.

2014 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2014 are attached hereto.

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

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on the criteria establish in Internal
Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2014, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

      Anton & Chia, LLP, the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

      There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other information

      Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     At the period by this report, the Directors and Officers of the Company were as follows:

      Name                Age       Positions and Offices Held
     -----------------    -----------
     James Cassidy         79       President, Secretary, Director
     James McKillop	   55       Vice President, Director

On March 27, 2015 the above officers and directors resigned from all offices and directorships of the Company and John Karatzafer has been appointed the Chief Executive Officer, Treasurer, Secretary and sole director of the Company.

Management of the Company

     The Company has no full time employees. James Cassidy and James McKillop were the former officers and directors of the Company and its shareholders.

     John Karatzafer has been appointed the Chief Executive Officer, Treasurer, Secretary and sole director of the Company.

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below are the names of the former directors and officers of the Company and the new director/officer, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

    Mr. Karatzaferis has experience in the consulting and recruitment field in both Australia and Europe. He served for eight years as an HR consultant for several major organizations including PeopleCo., AGWS, and NAB Bank. For three years he worked exclusively in debt management and credit control for NAB Bank and NCC.

    James Cassidy, Esq., LL.B., LL.M., served as a director, president and secretary of the Company. Mr. Cassidy received a Bachelor of Science in Languages and Linguistics from Georgetown University in 1960, a Bachelor of Laws from The Catholic University School of Law in 1963, and a Master of Laws in Taxation from The Georgetown University School of Law in 1968. From 1963-1964, Mr. Cassidy was law clerk to the Honorable Inzer B. Wyatt of the United States District Court for the Southern District of New York. From 1964-1965, Mr. Cassidy was law clerk to the Honorable Wilbur K.
Miller of the United States Court of Appeals for the District of Columbia. From 1969-1975, Mr. Cassidy was an associate of the law firm of Kieffer & Moroney and a principal in the law firm of Kieffer
& Cassidy, Washington, D.C. From 1975 to date, Mr. Cassidy has been a principal in the law firm of Cassidy & Associates, and its predecessors, specializing in securities law and related corporate and federal taxation matters. Mr. Cassidy is a member of the bars of the District of Columbia and the State of New York, and is admitted to practice before the United States Tax Court and the United States Supreme Court. The Company believes Mr. Cassidy to have the business experience necessary to serve as a director of the Company as it seeks to enter into a business combination. As a lawyer involved in business transactions and securities matters, Mr. Cassidy has had ample experience in evaluating companies and management, understanding business plans, assisting in capital raising and determining corporate structure and objectives.

    James McKillop served as a director and vice president of the Company. Mr. McKillop began his career at Merrill Lynch. Mr. McKillop has also been involved in financial reporting and did a daily stock market update for KPCC radio in Pasadena, California. Mr. McKillop is the founder of MB Americus LLC which specializes in consulting and public relations. Mr. McKillop has provided consulting services to Tiber Creek Corporation for more than five years. Mr. McKillop has written articles for various publications on financial matters. He has been a past member of the World Affairs Council. Mr. McKillop received his Bachelor of Arts in Economics in 1984 from the University of California at Los Angeles. With his background in financial and securities matters, the Company believes Mr. McKillop to have experience and knowledge that will serve the Company in seeking, evaluating and determining a suitable target company.

     There are no agreements or understandings for the above-named officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Conflicts of Interest

    The former officers and directors of the Company have organized and expect to organize other companies with an identicial structure, purpose, officers, directors and shareholders. As such management believes there is no conflict of interest in these companies.

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


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2014, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Prior to March 27, 2015:

Name and Address              Amount of Beneficial     Percent of
of Beneficial Owner               Ownership          Outstanding Stock

James M. Cassidy                    10,000,000               50%
215 Apolena Avenue
Newport Beach, CA 92662

James K. McKillop                   10,000,000               50%
9454 Wilshire Boulevard
Beverly Hills, California 90212

All Executive Officers and           20,000,000              100%
Directors as a Group (2 Persons)

Subsequent to March 27, 2015:

John Karatzaferis		        50,000		      *
President/Director

*Less than 1% based on 5,482,332 shares outstanding as of March 27, 2015.

Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

   The Company has issued a total of 20,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act at a discount of $2,000 during the period covered by this report. At March 27, 2015 the Company has redeemed 19,500,000 shares and issued an additional 4,982,332 shares of common stock.

    As the organizers and developers of the Company, James M. Cassidy and James McKillop may be considered promoters. Mr. Cassidy has provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing this registration statement.

   The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely that none of its current or former directors would be considered independent directors if it were to do so.


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

                         December 31, 2014
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

                 FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm	            1


Balance Sheets as of December 31, 2014                              2

Statements of Operations for the period from July 2, 2013
 (Inception) to December 31, 2013 and for the year ended
  2014	                                                            3

Statements of Changes in Stockholders' Deficit for the Period
 from July 2, 2013 (Inception) to December 31, 2014                 4

Statements of Cash Flows for the period from July 2, 2013
 (Inception) to December 31, 2013 and for the year ended 2014       5

Notes to Financial Statements                                      6-8



ANTON & CHIA, LLP                          CERTIFIED PUBLIC ACCOUNTANTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of FWC Capital, Inc.:

We have audited the accompanying balance sheets of FWC Capital, Inc. (the "Company") as of December 31, 2014 and 2013, and the related statements of operaetions, stockholders' deficit, and cash flows for the period from July 2, 2013 (Inception) through December 31, 2013 and for the year ended 2014. FWC Capital's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FWC Capital, Inc.
as of December 31, 2014, and the results of its operations and its cash flows for the period from July 2, 2013 (Inception) through December 31, 2013 and for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Anton & Chia, LLP

Newport Beach, CA

March 26, 2015

--------------------------------------------------------------------

                             FWC CAPITAL, INC.
                               BALANCE SHEETS


                       ASSETS
                                        December 31,      December 31,
                                           2014              2013
                                        -----------       ------------
  Current assets
    Cash                                $        0          $  2,000
                                        -----------       -----------
  Total assets                          $        0             2,000
                                        ===========       ==========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
    Accrued liabilities     		$       0                400
                                        -----------       -----------
  Total liabilities                     $       0                400
                                        -----------       -----------

  Stockholders' Deficit
    Common Stock; $0.0001 par value,        2,000              2,000
    100,000,000 shares authorized;
    20,000,000 shares issued and
    outstanding

    Discount on Common Stock               (2,000)

    Additional paid-in capital              1,407                257

    Deficit                                (1,407)              (657)
                                        -----------       -----------
 Total stockholders' deficit                    0              1,600
                                        -----------       -----------
 Total Liabilities and
     stockholders' deficit             $        0           $  2,000
                                       ===========        ===========


 The accompanying notes are an integral part of these financial statements

                                     2

--------------------------------------------------------------------

                             FWC CAPITAL, INC.
                         STATEMENTS OF OPERATIONS

                                     Year End          Year End
                                   December 31,      December 31,
                                       2014              2013
                                   -------------     -------------
    Revenue                        $       -          $     -

    Operating expenses                   750               657
                                   -------------     -------------
    Income tax expense                     -                -
                                   -------------     -------------
    Net loss                       $    (750)             (657)
                                   =============     =============

    Loss per share -
       basic and diluted           $     (0)                (0)
                                   -------------     -------------

    Weighted average shares-
       basic and diluted             20,000,000        20,000,000
                                   =============     =============




 The accompanying notes are an integral part of these financial statements

                                     3

--------------------------------------------------------------------

                             FWC CAPITAL, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                            Discount                 Total
                           Common Stock        Additional   on                       Stock-
                      -----------------------  paid-in      Common     Accumulated   holders'
                      Shares       Amount      capital      Stock      Deficit       Deficit
---------------------------------------------------------------------------------------------
  July 2, 2013
    (Inception)             -           -         -            -            -           -

Issuance of
  common stock        20,000,000     2,000         -           -            -          2,000

Additional paid-in
  capital                     -          -         257         -            -            257

Net loss                      -          -          -          -          (657)         (657)
---------------------------------------------------------------------------------------------
Balance,
 December 31, 2013    20,000,000     2,000         257         -          (657)        1,600
---------------------------------------------------------------------------------------------
Issuance of
  common stock                -           -         -        (2,000)         -        (2,000)

Additional paid-in
  capital                     -          -       1,150         -              -        1,150

Net loss                      -          -          -          -          (750)         (750)
---------------------------------------------------------------------------------------------
Balance,
 December 31, 2014    20,000,000     2,000       1,407       (2,000)    (1,407)       (1,150)
---------------------------------------------------------------------------------------------




 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                             FWC CAPITAL, INC.
                          STATEMENTS OF CASH FLOWS

                                                                       For the period
                                                                       from July 2,
                                                 Year End              2013 (Inception)
                                                 December 31,          to December 31,
                                                 2014                  2013
                                                 -------------         ----------------
   OPERATING ACTIVITIES

   Net loss                                      $           (750)                (657)
                                                 ------------------    ----------------
   Non-Cash adjustments to reconcile loss
      to net cash and expenses paid by
      stockholder and contributed as capital                1,150                    0

   Changes in Operating Assets and Liabilities
       Accrued liabilities                                   (400)                 400
---------------------------------------------------------------------------------------
   Net cash used in operating activities                        -                 (257)
---------------------------------------------------------------------------------------
   INVESTING ACTIVITIES

   Development of software                                      -                    -
---------------------------------------------------------------------------------------
   Net cash used in investing activities                        -                    -
---------------------------------------------------------------------------------------
    FINANCING ACTIVITIES

    Proceeds from issuance of common s tock                                      2,000

    Proceeds from stockowners' contributions                    -                  257
---------------------------------------------------------------------------------------
    Net cash used in financing activities                       -                2,257
---------------------------------------------------------------------------------------
    Net increase in cash                                        -                2,000

    Cash, beginning of period                                   -                    -
---------------------------------------------------------------------------------------
    Cash, end of period                                         -                2,000
---------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these financial statements

                                        5

--------------------------------------------------------------------

                             FWC CAPITAL, INC.
                     Notes to the Financial Statements


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
		ACCOUNTING POLICIES

NATURE OF OPERATIONS

FWC Capital, Inc. ("FWC" or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.
No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2014 and 2013.

--------------------------------------------------------------------

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of December 31, 2014.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2014, there are no outstanding dilutive securities.

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

--------------------------------------------------------------------

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended December 31, 2014. As of December 31, 2014, the Company has an accumulated deficit of $1,407. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.
Early adoption is permitted. The Company has adopted this accounting standard. The accounting pronouncement does not have a material effect on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4   STOCKHOLDERS' DEFICIT

On July 9, 2013, the Company issued 20,000,000 common shares to two directors and officers at a discount of $2,000.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2014, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

--------------------------------------------------------------------
                        SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
			      AMERICAN-SWISS CAPITAL, INC.
                              (Formerly) FWC CAPITAL, INC.


                              By:   /s/ James M. Cassidy
                                        James M. Cassidy, President
					Principal executive officer
Dated:   March 26, 2015


                              By:   /s/ James M. Cassidy
                                        James M. Cassidy, President
					Principal financial officer

Dated:  March 26, 2015


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James Cassidy 		Director            March 26, 2015