Form 10-Q
period 2015-03-31
American-Swiss Capital, Inc.
filed 2015-05-20
CIK 1586654

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2015

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		   000-55061

                             AMERICAN-SWISS CAPITAL, INC.
           (Exact name of registrant as specified in its charter)

                               FWC CAPITAL INC.
           (Former name of registrant as specified in its charter)

            Delaware                           46-3570856
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                          1110 Brickell Avenue
                          Miami, Florida 33131

	                      954-903-0685
          (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                   Outstanding at
                                             May 20, 2015

Common Stock, par value $0.0001               5,482,332

Documents incorporated by reference:            None

______________________________________________________________


                      CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements                        2-4

Notes to Unaudited Condensed Financial Statements               5-7

______________________________________________________________________

                         AMERICAN-SWISS CAPITAL, INC.
                          CONDENSED BALANCE SHEETS


  ASSETS
  ------



                       ASSETS
                                        March 31,         December 31,
                                           2015              2014
                                        -----------       ------------
                                         (Unaudited)       (Audited)
  Current assets
    Cash                                $        -          $      -
                                        -----------       -----------
  Total assets                          $        -                 -
                                        ===========       ===========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

  Total liabilities                     $       -                  -
                                        -----------       -----------

  Stockholders' Deficit
    Common Stock; $0.0001 par value,
    100,000,000 shares authorized;
    5,482,332 and 20,000,000 shares
    issued and outstanding as of
    March 31, 2015 and December 31,
    2014, respectively                          548            2,000

    Discount on Common Stock                   (548)          (2,000)

    Additional paid-in capital                1,407            1,407

    Accumulated deficit                      (1,407)          (1,407)
                                          -----------     -----------
 Total stockholders' deficit                    -                  -
                                          -----------     -----------
 Total Liabilities and
     stockholders' deficit             $        -           $      -
                                       ===========        ===========

The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________
                         AMERICAN-SWISS CAPITAL, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                         For the three    For the three
                                         months ended     months ended
                                         March 31, 2015   March 31, 2014
                                         --------------   --------------
                                         (Unaudited)      (Audited)

    Revenue                              $        -        $       -
    Operating expenses                            -               750
                                         --------------   --------------
    Net loss                             $        -        $     (750)
                                         ==============   ==============
    Loss per share - basic and diluted   $      (0.00)          (0.00)
                                         ==============   ==============
    Weighted average
          shares-basic and diluted          19,354,770      20,000,000
                                         ==============   ==============



The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________

                         AMERICAN-SWISS CAPITAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   For the three    For the three
                                                   months ended     months ended
                                                   March 31, 2015   March 31, 2014
                                                   -----------      ----------
 OPERATING ACTIVITIES

   Net loss                                        $       -           (750)
                                                   -----------      ----------
            Net cash (used in) operating
               activities                                  -               -
                                                   -----------       --------

   Net increase in cash                                     -              -

   Cash, beginning of period                                -              -
                                                   -----------      ----------
   Cash, end of period                              $       -        $     -
                                                    ==========      ==========


The accompanying notes are an integral part of these unaudited condensed financial statements.


--------------------------------------------------------------------
                         AMERICAN-SWISS CAPITAL, INC.
            Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

American-Swiss Capital, Inc. ("American-Swiss" or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's condensed financial statements (unaudited). Such condensed financial statements (unaudited) and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying condensed financial statements (unaudited).

The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development Stage Entities." Among the disclosures required by ASC 915, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company chose December 31 as its fiscal year end.

USE OF ESTIMATES

The preparation of condensed financial statements (unaudited) in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2015 and December 31, 2014, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31.
2015

______________________________________________________________________

                          AMERICAN-SWISS CAPITAL, INC.
          Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2015, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the condensed financial statements (unaudited) on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the condensed financial statements (unaudited) on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs
(Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has no losses during the period ended March 31, 2015.

The Company had an accumulated deficit of $1,407 as of March 31, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

______________________________________________________________________

                         AMERICAN-SWISS CAPITAL, INC.
                Notes to Unaudited Condensed Financial Statements

The accompanying condensed financial statements (unaudited) have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The condensed financial statements (unaudited) do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4   STOCKHOLDERS' DEFICIT

On July 9, 2013, the Company issued 20,000,000 common shares to two directors and officers at a discount of $2,000 of which all but 500,000 shares were redeemed.

    On March 27, 2015 the Company issued 4,982,332 shares of its common stock to nine investors.

NOTE  5   CHANGE IN CONTROL

   On March 27, 2015, the Company effected the change of control.
The Company filed a Form 8-K detailing the change in control transaction.

     Pursuant to the change in control:

     James M. Cassidy resigned as the Company's president, secretary and director and James McKillop resigned as the Company's vice president and director.

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

     The Company has no employees.

    The Company anticipates that it will develop its business as an investment ocmpany with a focus on seeking quality and undervalued investments and serving as a conduit between the USA equity markets and leading enterprises in Switzerland and Northern Europe. The Company anticipates seeking investments primarily in Northern Europe whereby many dquality companies are unable to obtain financing via banking or traditional sources.

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

     The Company has an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

     As of March 31, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception.
At March 31, 2015, the Company had an accumulated deficit of $1,407.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide a basis of possible operations.


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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Since inception, the Company has issued securities which were not registered as follows:

                                           NUMBER OF
DATE                     NAME               SHARES

July 9, 2013	    James Cassidy           10,000,000
                                             9,750,000 redeemed
July 9, 2013	    James McKillop          10,000,000
                                             9,750,000 redeemed
March 27, 2015:
		    CEC Investments          4,050,000
                    ACS                        540,000
                    Leonardo Forestano         150,000
                    Manuela Magnanini          151,666
                    John Karatzaferis           50,000
                    Vanja Gruden                16,666
                    Jelena Petrovic              5,000
                    Giuseppe Vittorio            9,000
                    H. H. Sheikh Juma
                      Maktoum Juma Al Maktoum   10,000


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

                              AMERICAN-SWISS CAPITAL, INC.


                            By:   /s/ John Karatzaferis
                                  President, Chief Financial Officer

Dated:   May 20, 2015