Form 10-Q
period 2015-06-30
American-Swiss Capital, Inc.
filed 2015-09-01
CIK 1586654

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at
August 30, 2015
Common Stock, par value $0.0001	5,482,332
Documents incorporated by reference:	None

CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements	2-4

Notes to Unaudited Condensed Financial Statements	5-7

AMERICAN-SWISS CAPITAL, INC.

CONDENSED BALANCE SHEETS

ASSETS

	June 30,	March 31,
	2015	2014
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$-	$-
Total assets	$-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Total liabilities	$-	-

Stockholders' Deficit
Common Stock; $0.0001 par value, 100,000,000 shares authorized; 5,482,332 and 20,000,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	480	548

Discount on Common Stock	(480)	(548)

Additional paid-in capital	1,407	1,407

Accumulated deficit	(1,407)	(1,407)

Total stockholders' deficit	-	-

Total Liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN-SWISS CAPITAL, INC.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three
	months ended	months ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Audited)

Revenue	$-	$-
Operating expenses	-	750
Net loss	$-	$(750)
Loss per share - basic and diluted	$(0.00)	(0.00)
Weighted average shares-basic and diluted	19,354,770	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

3

AMERICAN-SWISS CAPITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three	For the three
	months ended	months ended
	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES

Net loss	$-	(750)
Net cash (used in) operating activities	-	-
Net increase in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2015 and December 31, 2014, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30. 2015

AMERICAN-SWISS CAPITAL, INC.

Notes to Unaudited Condensed Financial Statements

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2015, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has no losses during the period ended June 30, 2015.

The Company had an accumulated deficit of $1,407 as of June 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

The Company has no employees.

The Company anticipates that it will develop its business as an investment company with a focus on seeking quality and undervalued investments and serving as a conduit between the USA equity markets and leading enterprises in Switzerland and Northern Europe. The Company anticipates seeking investments primarily in Northern Europe whereby many quality companies are unable to obtain financing via banking or traditional sources.

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

As of June 30, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. At June 30, 2015, the Company had an accumulated deficit of $1,407.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Dated: August 30, 2015

